Form 10-Q
period 2021-09-30
Jaws Hurricane Acquisition Corp
filed 2021-11-15
CIK 1843205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2021, there were 31,625,000 shares of Class A common stock, $0.0001 par value and 7,906,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JAWS HURRICANE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and the period January 19, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2021 and for the period January 19, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period January 19, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

i

JAWS Hurricane Acquisition Corp.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
ASSETS

CURRENT ASSETS
Cash	$368,618
Prepaid expenses and other current assets	904,093

Total current assets	1,272,711

LONG-TERM ASSETS
Cash and investments held in trust account	316,261,368

TOTAL ASSETS	$317,534,079

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$231,329
Franchise taxes payable	100,000

Total current liabilities	331,329

LONG-TERM LIABILITIES
Deferred underwriting fee payable	11,068,750
Derivative warrant liabilities	13,879,063

Total long-term liabilities	24,947,813

Total liabilities	25,279,142

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 31,625,000 shares at redemption value of $10.00 per share.	316,250,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A Common Stock; $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 31,625,000 shares subject to possible redemption), as of September 30, 2021.	-
Class B Common Stock; $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding as of September 30, 2021.	791
Additional paid-in capital	-
Accumulated deficit	(23,995,854)

Total stockholders’ deficit	(23,995,063)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$317,534,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS Hurricane Acquisition Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months	For the period January 19, 2021 (inception)
	ended September 30,	through September 30,
	2021	2021
OPERATING EXPENSES
General and administrative	$336,408	$517,064
Franchise tax	50,000	100,000

Total operating expenses	386,408	617,064

OTHER INCOME (EXPENSE)
Interest earned on investments in Trust Account	10,278	11,420
Change in fair value of warrants	9,931,751	9,021,800
Offering costs related to warrant issuance	-	(499,469)
Unrealized loss on investments in Trust Account	(53)	(53)

Total other income (expense)	9,941,976	8,533,698

NET INCOME	$9,555,568	$7,916,634

Weighted average shares outstanding of Class A common stock	31,625,000	13,270,098
Basic and diluted net income per share, Class A	$0.24	$0.37

Weighted average shares outstanding of Class B common stock	7,906,250	7,906,250
Basic and diluted net income per share, Class B	$0.24	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS Hurricane Acquisition Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2021 and For the period January 19, 2021
(inception) through September 30, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance, January 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsor	-	-	7,906,250	791	24,209	-	25,000

Net loss	-	-	-	-	-	(1,356)	(1,356)

Balance, March 31, 2021	-	-	7,906,250	791	24,209	(1,356)	23,644

Excess cash received over the fair value of the private warrants	-	-	-	-	426,570	-	426,570

Accretion for Class A common stock to redemption value	-	-	-	-	(450,779)	(31,912,488)	(32,363,267)

Net loss	-	-	-	-	-	(1,637,578)	(1,637,578)

Balance, June 30, 2021	-	-	7,906,250	791	-	(33,551,422)	(33,550,631)

Net income	-	-			-	9,555,568	9,555,568

Balance, September 30, 2021	-	$-	7,906,250	$791	$-	$(23,995,854)	$(23,995,063)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS Hurricane Acquisition Corp.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period January 19, 2021 (inception) through
September 30,
2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,916,634
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments in Trust Account	(11,420)
Unrealized loss on investments in Trust Account	53
Offering costs related to warrant issuance	499,469
Change in fair value of derivative warrant liabilities	(9,021,800)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(904,093)
Accounts payable	231,329
Franchise taxes payable	100,000

Net cash flows used in operating activities	(1,189,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(316,250,000)

Net cash flows used in investing activities	(316,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	8,325,000
Proceeds from sale of Units, net of underwriting discounts paid	309,925,000
Payment of offering costs	(441,554)
Borrowings Under Promissory Note	174,494
Repayment of Promissory Note	(174,494)

Net cash flows provided by financing activities	317,808,446

NET INCREASE (DECREASE) IN CASH	368,618

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$368,818

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for Class B common stock	$25,000

Initial classification of derivative warrant liability	$22,900,863
Deferred underwriting fee payable	$11,068,750

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 11, 2021. On June 15, 2021, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units”) with respect to the Class A common stock (the “Class A Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $275,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,750,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to the Company’s sponsor, JAWS Hurricane Sponsor, LLC, generating gross proceeds of $7,500,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $15,566,551, consisting of $5,500,000 of underwriting fees, $9,625,000 of deferred underwriting fees payable (which are held in the Trust Account as defined below) and $466,551 of other costs. As described in Note 5, the $9,625,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 14, 2023, subject to the terms of the underwriting agreement.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company has sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company has access to funds from the closing of Initial Public Offering that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of a Business Combination and one year from the date of the issuance of these financial statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal and recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 31,625,000 shares of Class A Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$316,250,000
Less:
Fair value of Public Warrants at issuance	(15,002,435)
Class A shares issuance costs	(17,360,832)
Plus:
Accretion of carrying value to redemption value	32,363,267
Class A common stock subject to possible redemption	$316,250,000

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Net Income (Loss) Per Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 12,068,750 shares of Common Stock at $11.50 per share were issued on June 15, 2021. At September 30, 2021, no warrants have been exercised. The 12,068,750 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the three months ended September 30, 2021		For the period January 19, 2021 (inception) through September 30, 2021
Basic and diluted net income per share:	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, including accretion of temporary equity	$7,644,454	$1,911,114	$4,968,210	$2,948,424

Denominator:
Weighted average shares outstanding	31,625,000	7,906,250	13,270,098	7,906,250

Basic and dilution net income per share	$0.24	$0.24	$0.37	$0.37

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets of $232,085 which had a full valuation allowance against it.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis as of September 30, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of September 30, 2021, $36,667 in administrative services has been paid by the Company.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 7 — Stockholders’ Equity

Common Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. At September 30, 2021, there were no (excluding 31,625,000 shares of Class A Common Stock subject to possible redemption) shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of September 30, 2021, there were 7,906,250 shares of Class B Common Stock of which none are subject to forfeiture after the underwriters’ exercise of the over-allotment option.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Note 8 — Warrants

At September 30, 2021 there were 7,906,250 Public Warrants and 4,162,500 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

 U.S. Treasury Securities

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

At September 30, 2021, assets held in the Trust Account were comprised of $979 in cash and $316,260,389 in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Amortized Cost	Gross Holding Loss	Fair Value
Assets:
U.S. Treasury Securities	1	316,260,389	(3,426)	316,256,963
Liabilities:
Warrant Liability - Public Warrants	1	-	-	9,092,188
Warrant Liability - Private Warrants	2	-	-	4,786,875

The Company initially utilized a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its common shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

As of September 30, 2021, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured by reference to the listed trading price of the Public Warrants.

The Warrants were classified as Level 2 at the respective measurement dates.

The aforementioned warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

As of September 30, 2021, there are no longer any Level 3 warrant liabilities.

Note 10 —Revision of Prior Period Financial Statements

The Company identified errors on the Form 8-K IPO balance sheet as of June 15, 2021 and Form 10-Q as of June 30, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior quarterly or 8-K report, but that correcting the cumulative impact of such errors would be significant to our balance sheet for the period January 19, 2021 (inception) through September 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its June 15, 2021 and June 30, 2021 balance sheets and classified all public shares of Common Stock as redeemable on the balance sheet. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

As of June 15, 2021	As Reported	Adjustment	As Adjusted
Revised Balance Sheet
Ordinary shares subject to redemption	$278,830,810	$37,419,190	$316,250,000
Class A Common Stock, $0.0001 par value	374	(374)	-
Class B Common Stock, $0.0001 par value	791	0	791
Additional paid-in-capital	5,506,328	(5,506,328)	-
Retained earnings	(507,492)	(31,912,488)	(32,419,980)
Total shareholders’ equity	$283,830,811	$-	$283,830,811

Note 11 — Subsequent Events

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

Results of Operations

Our entire activity through September 30, 2021 was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $9,555,568, which consisted of operating expenses of $386,408, unrealized loss on marketable securities of $53, a decrease in the fair value of warrant liabilities of $9,931,751, and investment income on the Trust Account of $10,278.

For the period January 19, 2021 (inception) through September 30, 2021, we had net income of $7,916,634, which consisted of operating expenses of $617,064, investment income on the Trust Account of $11,420, unrealized loss on marketable securities of $53, a decrease in the fair value of warrant liabilities of $9,021,800 and offering costs related to the issuance of the warrants of $499,469.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B Common Stock by our Sponsor and loans from our Sponsor.

On June 15, 2021, we consummated our Initial Public Offering of 31,625,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,125,000 Units, at $10.00 per Unit, generating gross proceeds of $316,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 4,162,500 Private Placement Warrants to our Sponsor at a price of $2.00 per warrant, generating gross proceeds of $8,325,000. Following our Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $316,250,000 was placed in the Trust Account. We incurred $17,835,301 in transaction costs, including $6,325,000 of underwriting fees, $11,068,750 of deferred underwriting fees and $466,551 of other offering costs in connection with the Initial Public Offering and the sale of the Private Placement Warrants.

For the period January 19, 2021 (inception) through September 30, 2021, net cash used in operating activities was $1,189,828. Net income of $7,916,634 was impacted by investment income on the Trust Account of $11,420, unrealized loss on marketable securities of $53, an decrease in the fair value of warrant liabilities of $9,021,800 and offering costs related to the issuance of the warrants of $499,469. Changes in operating assets and liabilities used $572,764 of cash for operating activities.

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

At September 30, 2021, we had cash of $368,618 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Related Party Transactions

Class B Common Stock

On January 19, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 7,906,250 shares of Class B Common Stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,031,250 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares will equal, on an as-converted basis, 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. On June 15, 2021, the underwriters fully exercised the over-allotment option, thus these shares were no longer subject to forfeiture.

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

Administrative Services Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. As of September 30, 2021, we incurred and paid $36,667 in fees for these services.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Net Income (Loss) Per Share of Common Stock

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per shares. Accretion associated with redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal third quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

JAWS HURRICANE ACQUISITION CORPORATION

Date: November 15, 2021		/s/ Matthew Walters
	Name:	Matthew Walters
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021		/s/ Michael Racich
	Name:	Michael Racich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)