Form 10-Q/A
period 2021-09-30
Jaws Hurricane Acquisition Corp
filed 2022-02-14
CIK 1843205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of February 11, 2022, there were 31,625,000 shares of Class A common stock, $0.0001 par value and 7,906,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JAWS HURRICANE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and the period January 19, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2021 and for the period January 19, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period January 19, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to JAWS Hurricane Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of the Company as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, no par value (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on July 15, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on February 10, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited financial statements as of and for the three months ended June 30, 2021 and for the period January 19, 2021 (inception) through June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021, and (ii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”) should be restated to report all Public Shares as temporary equity and earnings per share and should no longer be relied upon. As such, the Company has restated its financial statements for the Affected Periods in this Amendment No. 1.

The restatement does not have an impact on its cash position or cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in this Amendment No. 1.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1, Financial Statements,

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Part I, Item 4, Controls and Procedures, and

Part II, Item 1A, Risk Factors.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

JAWS Hurricane Acquisition Corp.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
ASSETS

CURRENT ASSETS
Cash	$368,618
Prepaid expenses and other current assets	904,093

Total current assets	1,272,711

LONG-TERM ASSETS
Cash and investments held in trust account	316,261,368

TOTAL ASSETS	$317,534,079

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$231,329
Franchise taxes payable	100,000

Total current liabilities	331,329

LONG-TERM LIABILITIES
Deferred underwriting fee payable	11,068,750
Derivative warrant liabilities	13,879,063

Total long-term liabilities	24,947,813

Total liabilities	25,279,142

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 31,625,000 shares issued and outstanding, at redemption value of $10.00 per share.	316,250,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A Common Stock; $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021.	-
Class B Common Stock; $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding as of September 30, 2021.	791
Additional paid-in capital	-
Accumulated deficit	(23,995,854)

Total stockholders’ deficit	(23,995,063)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$317,534,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS Hurricane Acquisition Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months	For the period January 19, 2021 (inception)
	ended September 30,	through September 30,
	2021	2021
OPERATING EXPENSES
General and administrative	$336,408	$517,064
Franchise tax	50,000	100,000

Total operating expenses	386,408	617,064

OTHER INCOME (EXPENSE)
Interest earned on investments in Trust Account	10,278	11,420
Change in fair value of warrants	9,931,751	9,021,800
Offering costs related to warrant issuance	-	(499,469)
Unrealized loss on investments in Trust Account	(53)	(53)

Total other income	9,941,976	8,533,698

NET INCOME	$9,555,568	$7,916,634

Weighted average shares outstanding of Class A common stock	31,625,000	13,270,098
Basic and diluted net income per share, Class A	$0.24	$0.37

Weighted average shares outstanding of Class B common stock	7,906,250	7,906,250
Basic and diluted net income per share, Class B	$0.24	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS Hurricane Acquisition Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2021 and For the period January 19, 2021
(inception) through September 30, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity deficit
Balance, January 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsor	-	-	7,906,250	791	24,209	-	25,000

Net loss	-	-	-	-	-	(1,356)	(1,356)

Balance, March 31, 2021	-	-	7,906,250	791	24,209	(1,356)	23,644

Excess cash received over the fair value of the private warrants	-	-	-	-	426,570	-	426,570

Accretion for Class A common stock to redemption value	-	-	-	-	(450,779)	(31,912,488)	(32,363,267)

Net loss	-	-	-	-	-	(1,637,578)	(1,637,578)

Balance, June 30, 2021	-	-	7,906,250	791	-	(33,551,422)	(33,550,631)

Net income	-	-			-	9,555,568	9,555,568

Balance, September 30, 2021	-	$-	7,906,250	$791	$-	$(23,995,854)	$(23,995,063)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS Hurricane Acquisition Corp.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period January 19, 2021 (inception) through
September 30,
2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,916,634
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments in Trust Account	(11,420)
Unrealized loss on investments in Trust Account	53
Offering costs related to warrant issuance	499,469
Change in fair value of derivative warrant liabilities	(9,021,800)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(904,093)
Accounts payable	231,329
Franchise taxes payable	100,000

Net cash flows used in operating activities	(1,189,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(316,250,000)

Net cash flows used in investing activities	(316,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	8,325,000
Proceeds from sale of Units, net of underwriting discounts paid	309,925,000
Payment of offering costs	(441,554)
Borrowings Under Promissory Note	174,494
Repayment of Promissory Note	(174,494)

Net cash flows provided by financing activities	317,808,446

NET INCREASE IN CASH	368,618

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$368,818

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for Class B common stock	$25,000

Initial classification of derivative warrant liability	$22,900,863
Deferred underwriting fee payable	$11,068,750

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 11, 2021. On June 15, 2021, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units”) with respect to the Class A common stock (the “Class A Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $275,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,750,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to the Company’s sponsor, JAWS Hurricane Sponsor, LLC, generating gross proceeds of $7,500,000, which is described in Note 5.

Offering costs for the Initial Public Offering amounted to $15,566,551, consisting of $5,500,000 of underwriting fees, $9,625,000 of deferred underwriting fees payable (which are held in the Trust Account as defined below) and $466,551 of other costs. As described in Note 7, the $9,625,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 14, 2023, subject to the terms of the underwriting agreement.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topis 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A Common Stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants as defined in Note 4), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Common Stock sold in the Initial Public Offering, without the prior consent of the Company.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Note 2 — Restatement of Previously Reported Financial Statements

After preparing and filing the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly period ended June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present (i) all Class A common stock subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and (iii) to correct its earnings per share calculation. As such, the Company is reporting these restatements to those Affected Quarterly Periods in this quarterly report.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$317,770,291	$-	$317,770,291
Total liabilities	35,070,922	-	35,070,922
Class A common shares subject to possible redemption	277,699,360	38,550,640	316,250,000
Class A common shares	386	(386)	-
Class B common shares	791	-	791
Additional paid-in capital	6,637,766	(6,637,766)	-
Accumulated deficit	(1,638,934)	(31,912,488)	(33,551,422)
Total shareholders’ equity (deficit)	5,000,009	(38,550,640)	(33,550,631)
Shares of Class A common stock subject to possible redemption	3,855,064	27,769,936	31,625,000
Shares of Class B non redeemable common stock	7,906,250	-	7,906,250

The Company’s statement of changes in stockholders’ deficit has been restated to reflect the changes in the impacted shareholders’ defict accounts described above.

The table below presents the the effect fo the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period January 19, 2021 (inception) thrugh June 30, 2021:

For the period January 19, 2021 (inception) thorugh June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Supplemental Disclsoure of Noncash Financing Activities
Initial value of Class A common stock shares subject to possible redemption	$278,830,810	$(278,830,810)	$-
Change in initial value of Class A common stock shares subject to possible redemption	(1,131,450)	1,131,450	-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common stock is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Restated
Three months ended June 30, 2021 (unaudited)
Net loss	$(1,637,578)	$-	$(1,637,578)
Weighted average shares outstanding - Class A redeemable common stock	2,946,429	2,324,404	5,270,833
Baic and diluted earnings per share - Class A redeemable common stock	$-	$(0.12)	$(0.12)
Weighted average shares outstanding - Class B non-redeemable common stock	7,906,250	-	7,906,250
Basic and diluted loss per share - Class B non-redeemable common stock	$(0.21)	$0.09	$(0.12)

For the period January 19, 2021 (inception) through June 30, 2021 (unaudited)
Net loss	$(1,638,934)	$-	$(1,638,934)
Weighted average shares outstanding - Class A redeemable common stock	292,240	2,636,001	2,928,241
Baic and diluted earnings per share - Class A redeemable common stock	$-	$(0.15)	$(0.15)
Weighted average shares outstanding - Class B non-redeemable common stock	7,906,250	-	7,906,250
Basic and diluted loss per share - Class B non-redeemable common stock	$(0.21)	$0.06	$(0.15)

Note 3 — Summary of Significant Accounting Policies

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 31,625,000 shares of Class A Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit.. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Net Income (Loss) Per Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public and private warrants to purchase 12,068,750 shares of Common Stock at $11.50 per share were issued on June 15, 2021. At September 30, 2021, no warrants have been exercised. The 12,068,750 potential shares of Common Stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock:

	For the three months ended September 30, 2021		For the period January 19, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$7,644,454	$1,911,114	$4,968,210	$2,948,424

Denominator:
Weighted average shares outstanding	31,625,000	7,906,250	13,270,098	7,906,250

Basic and dilution net income per share	$0.24	$0.24	$0.37	$0.37

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” (ASC 740). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets of $232,085 which had a full valuation allowance against it.

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

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 27,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock (such shares of Class A Common Stock included in the Units being offered, the “Public Shares”), and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 9). Simultaneously with the Initial Public Offering, the underwriters’ exercised their over-allotment option whereby an additional 4,125,000 Units at a price of $10.00 per Unit under the same terms as those sold in the Initial Public Offering.

Note 5 — Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,750,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant for an aggregate purchase price of $7,500,000. Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 9). Concurrently with the underwriter’s exercise of the over-allotment, the Company consummated a private sale of an additional 412,500 Private Placement Warrants to the Sponsor at a price of $2.00 per Private Placement Unit generating gross proceeds of $825,000. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering and the underwriter’s exercise of the over-allotment are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 6 — Related Party Transactions

Founder Shares

On January 19, 2021, the Sponsor purchased 7,906,250 shares (the “Founder Shares”) of the Company’s Class B Common Stock, par value $0.0001 (“Class B Common Stock”), for an aggregate price of $25,000. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 8. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment, at any time. The Sponsor agreed to forfeit up to 1,031,250 Founder Shares to the extent that the 45-day over-allotment option was not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option in full, the Sponsor did not forfeit any Founder Shares.

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

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Deficit

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

Note 9 — Warrants

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

Note 10 — Fair Value Measurements

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

The Company initially utilized a Monte Carlo simulation model to value the Public Warrants and Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its common shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued and determined that other than the restatement discussed in Note 2, there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement on Form S-1 for the period ended March 31, 2021 filed with the “SEC”. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, our management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of redeemable and non-redeemable shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Management concluded that the foregoing constituted a material weakness as of September 30, 2021.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.  However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

JAWS HURRICANE ACQUISITION CORPORATION

Date: February 14, 2022		/s/ Matthew Walters
	Name:	Matthew Walters
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022		/s/ Michael Racich
	Name:	Michael Racich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)