Form 10-Q
period 2022-03-31
Jaws Hurricane Acquisition Corp
filed 2022-05-13
CIK 1843205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 7, 2022, there were 31,625,000 shares of Class A common stock, $0.0001 par value and 7,906,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JAWS HURRICANE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022, and the period January 19, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and the period January 19, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and the period January 19, 2021 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

i

JAWS HURRICANE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31,
	(Unaudited)	2021
CURRENT ASSETS
Cash	$121,018	$279,211
Prepaid expenses and other	551,467	514,760
Total current assets	672,485	793,971
LONG TERM ASSETS
Prepaid expenses - non current	255,948	377,828
Investments held in Trust Account	316,342,300	316,278,525
TOTAL ASSETS	$317,270,733	$317,450,324

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$506,777	$397,701
Franchise tax payable	50,000	190,230
Total current liabilities	556,777	587,931
Deferred underwriting fee payable	11,068,750	11,068,750
Loan from Sponsor	190,137
Derivative warrant liability	9,051,563	11,827,375
TOTAL LIABILITIES	20,867,227	23,484,056

COMMITMENTS AND CONTINGENCIES (Note 6)
CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, $0.0001 par value, 31,625,000 shares at redemption value of $10.00 at March 31, 2022, and December 31, 2021.	316,250,000	316,250,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022, and December 31, 2021.	-	-
Class A Common Stock; $0.0001 par value; 200,000,000 shares authorized; -0- shares issued and outstanding (excluding 31,625,000 shares subject to possible redemption) at March 31, 2022, and December 31, 2021.	-	-
Class B Common Stock; $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding at March 31, 2022, and December 31, 2021.	791	791
Additional paid-in capital	-	-
Accumulated deficit	(19,847,285)	(22,284,523)
Total stockholders' deficit	(19,846,494)	(22,283,732)

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS' DEFICIT	$317,270,733	$317,450,324

The accompanying notes are an integral part of these unaudited condensed financial statements

JAWS HURRICANE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2022	For the period January 19, 2021 (inception) through March 31, 2021
OPERATING EXPENSES
General and administrative	$352,349	$1,356
Franchise tax	50,000	-
Total expenses	(402,349)	(1,356)
OTHER INCOME
Change in fair value of warrants	2,775,812	-
Income from investments in Trust Account	63,775	-
Total other income	2,839,587	-

NET INCOME(LOSS)	$2,437,238	$(1,356)
Weighted average shares outstanding of redeemable common stock	31,625,000	-
Basic and diluted net income per share, Class A	$0.06	$-
Weighted average shares outstanding of Class B common stock (1)	7,906,250	6,875,000
Basic and diluted net income per share, Class B	$0.06	$0.00

(1)	For the period January 19, 2021 (inception) through March 31, 2021, excludes an aggregate of up to 1,031,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS HURRICANE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	-	$-	7,906,250	$791	$-	$(22,284,523)	$(22,283,732)
Net income	-	-	-	-	-	2,437,238	2,437,238

Balance, March 31, 2022	-	$-	7,906,250	$791	$-	$(19,847,285)	$(19,846,494)

FOR THE PERIOD JANUARY 19, 2021 (INCEPTION) TO MARCH 31, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, January 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsor (1)	-	-	7,906,250	791	24,209	-	25,000

Net loss	-	-	-	-	-	(1,356)	(1,356)

Balance, March 31, 2022	-	$-	7,906,250	$791	$24,209	$(1,356)	$23,644

(1)	Includes an aggregate of up to 1,031,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS HURRIANCE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2022	January 19, 2021 (inception) through March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,437,238	$(1,356)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Income from investments in Trust Account	(63,775)	-
Change in the fair value of derivative warrant liability	(2,775,812)	-
Changes in operating assets and liabilities:
Prepaid expenses	85,173	-
Accounts payable and accrued expenses	109,076	1,356
Franchise tax payable	(140,230)	-
Net cash used in operating activities	(348,330)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sponsor loan	190,137	-
Net cash provided by financing activities	190,137	-

NET CHANGE IN CASH	(158,193)	-

CASH, BEGINNING OF PERIOD	279,211	-

CASH, END OF THE PERIOD	$121,018	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

JAWS HURRIANCE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 11, 2021. On June 15, 2021, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units”) with respect to the Class A common stock (the “Class A Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $275,000,000, which is discussed in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,750,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Hurricane Sponsor, LLC, generating gross proceeds of $7,500,000, which is described in Note 6.

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

Following the closing of the Initial Public Offering on June 15, 2021, an amount of $316,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $121,018 in cash and a working capital surplus of $115,708. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’ Ability to Continue as a Going Concern”, as of March 31, 2022, the Company does not have sufficient liquidity to meet its current obligations. However, on February 23, 2022, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. The note is expected to provide the Company liquidity for the next 12 months. As at March 31, 2022, the Company has borrowed $ 190,137 and can borrow additional amount up to $ 309,863.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, and December 31, 2021 31,625,000 shares of Class A Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022, and December 31, 2021 the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit. At March 31, 2022, and December 31, 2021 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature except for the warrant liability (see Note 8).

Net Income (loss) Per Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome. Public and private warrants to purchase 12,068,750 shares of Common Stock at $11.50 per share were issued on June 15, 2021. At March 31, 2022, no warrants have been exercised. The 12,068,750 potential shares of Common Stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

For the three months ended March 31, 2022, and for the period January 19, 2021 (inception) through March 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of stock:

For the three months period ended March 31, 2022

	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income, including accretion of temporary equity	$1,949,790	$487,448

Denominator:
Weighted average shares outstanding	31,625,000	7,906,250

Basic and diluted net income per common share:	$0.06	$0.06

For the period January 19, 2021 (inception) through March 31, 2021

	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income, including accretion of temporary equity	$-	$(1,356)

Denominator:
Weighted average shares outstanding	-	6,875,000

Basic and diluted net income per common share:	$-	$0.00

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021 the Company had deferred tax assets of $259,272 and $198,671 which had full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and the period January 19, 2021 (inception) through March 31, 2021.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 27,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock (such shares of Class A Common Stock included in the Units being offered, the “Public Shares”), and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 8). Simultaneously with the Initial Public Offering, the underwriters’ exercised their over-allotment option whereby an additional 4,125,000 Units at a price of $10.00 per Unit under the same terms as those sold in the Initial Public Offering.

Note 4 — Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,750,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant for an aggregate purchase price of $7,500,000. Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 8). Concurrently with the underwriter’s exercise of the over-allotment, the Company consummated a private sale of an additional 412,500 Private Placement Warrants to the Sponsor at a price of $2.00 per Private Placement Unit generating gross proceeds of $825,000. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering and the underwriter’s exercise of the over-allotment are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

On February 23, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $500,000 to Hurricane Sponsor LLC (the “Sponsor”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the Note shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At March 31, 2022, $190,137 was outstanding under this arrangement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. At March 31, 2022 and December 31, 2021, $30,000 and $66,667, respectively, have been accrued under this arrangement and included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target Company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of March 31, 2022, and December 31, 2021 there were no (excluding 31,625,000 shares of Class A Common Stock subject to possible redemption which are recorded in temporary equity) shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021 there were 7,906,250 shares of Class B Common Stock of which none are subject to forfeiture after the underwriters’ exercise of the over-allotment option.

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

Note 8 — Warrants

At March 31, 2022 and December 31, 2021 there were 7,906,250 Public Warrants and 4,162,500 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

No Public Warrant will be exercisable for cash or on a cashless basis and the Company will not be obligated to issue a share of Class A Common Stock upon exercise of a warrant unless the share of Class A Common Stock issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A Common Stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A Common Stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the shares of Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

At March 31, 2022, assets held in the Trust Account were comprised of $1,692 in cash and $316,340,608 in U.S. Treasury Securities.

At December 31, 2021, assets held in the Trust Account were comprised of $962 in cash and $316,277,563 in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2022

	Level	Fair Value
Assets:
U.S. Treasury Securities	1	$316,342,300
Liabilities:
Warrant Liability - Public Warrants	1	$5,929,688
Warrant Liability - Private Warrants	2	$3,121,875

December 31, 2021

	Level	Fair Value
Assets:
U.S. Treasury Securities	1	$316,277,563
Liabilities:
Warrant Liability - Public Warrants	1	$7,748,125
Warrant Liability - Private Warrants	2	$4,079,250

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

As of March 31, 2022 and December 31, 2021, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured using an observable market quote for a similar asset in an active market.

The aforementioned warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The Public Warrants began to be separately listed and traded in August 2021 resulting in the transfer of the valuation of the warrant liabilities from Level 3 measurements to Level 1 for Public Warrants and Level 2 measurements for Private Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

For the three months ended March 31, 2022 and for the period January 19, 2021 (inception) through March 31, 2021 there were no changes in the fair value of the derivative warrant liabilities measured with Level 3 inputs.

Note 10 — Subsequent Events

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were issued and determined that there were no subsequent events that would require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to JAWS Hurricane Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Hurricane Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity through March 31, 2022 was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $2,437,238 which consisted of a 2,775,812 gain in the change of fair value of the derivative warrant liability and $63,775 interest earned on marketable securities held in the trust account which was offset by $352,349 in general and administrative expenses and $50,000 of franchise tax expenses.

For the period January 19, 2021 (inception) through March 31, 2021, we had a net loss of $1,356, which consisted of operating expenses of $1,356.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B Common Stock by our Sponsor and loans from our Sponsor.

On June 15, 2021, we consummated our Initial Public Offering of 31,625,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,125,000 Units, at $10.00 per Unit, generating gross proceeds of $316,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of an aggregate of 4,162,500 Private Placement Warrants to our Sponsor at a price of $2.00 per warrant, generating gross proceeds of $8,325,000. Following our Initial Public Offering, the exercise of the over- allotment option and the sale of the Private Placement Warrants, a total of $316,250,000 was placed in the Trust Account. We incurred $17,860,301 in transaction costs, including $6,325,000 of underwriting fees, $11,068,750 of deferred underwriting fees and $466,551 of other offering costs in connection with the Initial Public Offering and the sale of the Private Placement Warrants.

For the period ended March 31, 2022, net cash used in operating activities was $348,330. Net income of $2,437,238 was impacted by interest earned on marketable securities of $63,775 and change in fair value of warrants of $2,775,812. Changes in operating assets and liabilities used $ 54,019 of cash for operating activities.

For the period January 19, 2021 (inception) through March 31, 2021, net loss of $1,356 was impacted by accounts payable & accrued expenses of $1,356.

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

At March 31, 2022, we had cash of $121,018 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On February 23, 2022, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. The note is expected to provide the Company liquidity for the next 12 months. As at March 31, 2022, the Company has borrowed $ 190,137 and can borrow additional amount up to $ 309,863.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Notwithstanding the foregoing, the Business Combination Agreement does not permit Working Capital Loans to convert into warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

On February 23, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $500,000 to Hurricane Sponsor LLC (the “Sponsor”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the Note shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At March 31, 2022, $190,137 was outstanding under this arrangement.

Administrative Services Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2022 and for the period January 19, 2021 (inception) through March 31, 2021 we incurred and paid $30,000 and $ 0 respectively in fees for these services and is treated as an expense by the Company.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per shares. Accretion associated with redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,068,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

JAWS HURRICANE ACQUISITION CORPORATION

Date: May 13, 2022		/s/ Matthew Walters
	Name:	Matthew Walters
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022		/s/ Michael Racich
	Name:	Michael Racich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)