Form 10-Q
period 2022-06-30
Jaws Hurricane Acquisition Corp
filed 2022-08-15
CIK 1843205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 31,625,000 shares of Class A common stock, $0.0001 par value and 7,906,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JAWS HURRICANE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
PART I . FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 19, 2021 through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the period from January 19, 2021 through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 19, 2021 through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II . OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

i

JAWS HURRICANE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$31,275	$279,211
Prepaid expenses and other current assets	528,586	514,760
Total current assets	559,861	793,971
Prepaid expenses	132,714	377,828
Investments held in Trust Account	316,614,021	316,278,525
TOTAL ASSETS	$317,306,596	$317,450,324

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$647,403	$397,701
Income tax payable	9,971	-
Franchise tax payable	23,946	190,230
Total current liabilities	681,320	587,931
Deferred underwriting fee payable	11,068,750	11,068,750
Loan from Sponsor	266,192	-
Derivative warrant liability	4,586,125	11,827,375
TOTAL LIABILITIES	16,602,387	23,484,056

COMMITMENTS AND CONTINGENCIES
CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, $0.0001 par value, 31,625,000 shares at redemption value of $10.00 at June 30, 2022, and December 31, 2021	316,250,000	316,250,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022, and December 31, 2021	-	-
Class A Common Stock; $0.0001 par value; 200,000,000 shares authorized; -0- shares issued and outstanding (excluding 31,625,000 shares subject to possible redemption) at June 30, 2022, and December 31, 2021	-	-
Class B Common Stock; $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding at June 30, 2022, and December 31, 2021	791	791
Additional paid-in capital	-	-
Accumulated deficit	(15,546,582)	(22,284,523)
Total stockholders’ deficit	(15,545,791)	(22,283,732)

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$317,306,596	$317,450,324

The accompanying notes are an integral part of these unaudited condensed financial statements

JAWS HURRICANE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,	For the period from January 19, 2021 (inception) through June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$376,485	$179,300	$728,833	$180,656
Franchise tax	50,000	50,000	100,000	50,000
Total operating expenses	(426,485)	(229,300)	(828,833)	(230,656)

OTHER INCOME (EXPENSE)
Change in fair value of warrants	4,465,438	(909,951)	7,241,250	(909,951)
Offering costs related to warrant issuance	-	(499,469)	-	(499,469)
Income from investments in Trust Account	271,721	1,142	335,495	1,142
Total other income (expense)	4,737,159	(1,408,278)	7,576,745	(1,408,278)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	4,310,674	(1,637,578)	6,747,912	(1,638,934)

Provision for income taxes	(9,971)	-	(9,971)	-

NET INCOME (LOSS)	$4,300,703	$(1,637,578)	$6,737,941	$(1,638,934)

Weighted average shares outstanding of redeemable Class A common stock	31,625,000	5,270,833	31,625,000	2,928,241
Basic and diluted net income (loss) per share, Class A	$0.11	$(0.12)	$0.17	$(0.15)
Weighted average shares outstanding of Class B common stock	7,906,250	7,906,250	7,906,250	7,906,250
Basic and diluted net income (loss) per share, Class B	$0.11	$(0.12)	$0.17	$(0.15)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS HURRICANE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	-	$-	7,906,250	$791	$-	$(22,284,523)	$(22,283,732)
Net income	-	-	-	-	-	2,437,238	2,437,238
Balance, March 31, 2022 (unaudited)	-	-	7,906,250	791	-	(19,847,285)	(19,846,494)
Net income	-	-	-	-	-	4,300,703	4,300,703
Balance, June 30, 2022 (unaudited)	-	$-	7,906,250	$791	$-	$(15,546,582)	$(15,545,791)

FOR THE PERIOD FROM JANUARY 19, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, January 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	7,906,250	791	24,209	-	25,000
Net loss	-	-	-	-	-	(1,356)	(1,356)
Balance, March 31, 2021 (unaudited)	-	-	7,906,250	791	24,209	(1,356)	23,644

Accretion for Class A common stock to redemption	-	-	-	-	(450,779)	(31,912,488)	(32,363,267)
Excess cash received over the fair value of the private warrants	-	-	-	-	426,570	-	426,570
Net loss	-	-	-	-	-	(1,637,578)	(1,637,578)
Balance, June 30, 2021 (unaudited)	-	$-	7,906,250	$791	$-	$(33,551,422)	$(33,550,631)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS HURRICANE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2022	For the period from January 19, 2021 (inception) through June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,737,941	$(1,638,934)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(335,496)	(1,142)
Offering costs related to warrants issuance	-	499,469
Change in the fair value of derivative warrant liabilities	(7,241,250)	909,951
Changes in operating assets and liabilities:
Prepaid expenses and other assets	231,288	(1,007,885)
Accounts payable and accrued expenses	249,701	141,358
Income tax payable	9,971	-
Franchise tax payable	(166,283)	50,000
Net cash used in operating activities	(514,128)	(1,047,183)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	-	(316,250,000)
Net cash used in investing activities	-	(316,250,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	-	8,325,000
Sale of units, net of underwriting discounts paid of $6,325,000	-	309,925,000
Payment of offering costs	-	(441,553)
Borrowings under promissory note	-	174,494
Repayment of promissory note	-	(174,494)
Proceeds from sponsor loan	266,192	-
Net cash provided by financing activities	266,192	317,808,447

NET CHANGE IN CASH	(247,936)	511,264
CASH, BEGINNING OF THE PERIOD	279,211	-
CASH, END OF THE PERIOD	$31,275	$511,264
Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for Class B common stock	$-	$25,000
Initial classification of derivative warrant liability	$-	$22,900,863
Deferred underwriting fee payable	$-	$11,068,750

The accompanying notes are an integral part of these unaudited condensed financial statements

JAWS HURRICANE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 11, 2021. On June 15, 2021, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units”) with respect to the Class A common stock (the “Class A Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $275,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,750,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Hurricane Sponsor, LLC, generating gross proceeds of $7,500,000, which is described in Note 4.

Offering costs for the Initial Public Offering amounted to $15,566,551, consisting of $5,500,000 of underwriting fees, $9,625,000 of deferred underwriting fees payable (which are held in the Trust Account as defined below) and $466,551 of other costs. As described in Note 6, the $9,625,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 15, 2023, subject to the terms of the underwriting agreement.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A Common Stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Warrants as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20, “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

If the Company is unable to complete a Business Combination by June 15, 2023, 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $31,275 in cash and a working capital deficit of $121,459. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of June 30, 2022, the Company does not have sufficient liquidity to meet its current obligations. However, on February 23, 2022, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. The note is expected to provide the Company liquidity for the next 12 months. As of June 30, 2022, the Company has borrowed $ 266,192 and can borrow additional amount up to $233,808.

In connection with the Company’s assessment of going concern considerations management has determined that that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by June 15, 2023, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 15, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, and December 31, 2021, 31,625,000 shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022, and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$316,250,000
Less:
Fair value of Public Warrants at issuance	(15,002,435)
Class A shares offering costs	(17,360,832)
Plus:
Accretion of carrying value to redemption value	32,363,267
Class A common stock subject to possible redemption at June 30, 2022 and at December 31, 2021	$316,250,000

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit. At June 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature except for the warrant liability (see Note 9).

Net Income (Loss) Per Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome. Public and private warrants to purchase 12,068,750 shares of Common Stock at $11.50 per share were issued on June 15, 2021. At June 30, 2022, no warrants have been exercised. The 12,068,750 potential shares of Common Stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

For the three and six months ended June 30, 2022, and for the period from January 19, 2021 (inception) through June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock:

	For the three months ended June 30,
	2022		2021
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,440,562	$860,141	$(655,031)	$(982,547)
Denominator:
Weighted average shares outstanding	31,625,000	7,906,250	5,270,833	7,906,250
Basic and dilution net income (loss) per share	$0.11	$0.11	$(0.12)	$(0.12)

	For the six months ended June 30,		For the period from January 19, 2021 (inception) through June 30,
	2022		2021
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$5,390,353	$1,347,588	$(442,955)	$(1,195,979)
Denominator:
Weighted average shares outstanding	31,625,000	7,906,250	2,928,241	7,906,250
Basic and dilution net income (loss) per share	$0.17	$0.17	$(0.15)	$(0.15)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company has deferred tax assets of $198,671 which have full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021.

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

On February 23, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $500,000 to Hurricane Sponsor LLC (the “Sponsor”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the Note shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At June 30, 2022, $266,192 was outstanding under this arrangement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. At June 30, 2022 and December 31, 2021, $60,000 and $66,667, respectively, have been accrued under this arrangement and included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets.

For the three and six months ended June 30, 2022, $30,000 and $60,000, respectively, were expensed and for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021, $6,667 was expensed under this arrangement.

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

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2022, and December 31, 2021, there were no (excluding 31,625,000 shares of Class A Common Stock subject to possible redemption which are recorded in temporary equity) shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021, there were 7,906,250 shares of Class B Common Stock, of which none are subject to forfeiture after the underwriters’ exercise of the over-allotment option.

Holders of shares of Class A Common Stock and shares of Class B Common Stock will vote together as a single class on all other matters submitted to a vote of stockholders.

The shares of Class B Common Stock will automatically convert into shares of Class A Common Stock at the time of a Business Combination at a ratio such that the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Common Stock issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of shares of Class A Common Stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A Common Stock or equity-linked securities exercisable for or convertible into shares of Class A Common Stock issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the shares of Class B Common Stock convert into shares of Class A Common Stock at a rate of less than one to one.

Note 8 — Warrants

At June 30, 2022 and December 31, 2021, there were 7,906,250 Public Warrants and 4,162,500 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s shares of Class A Common Stock;

●	if, and only if, the closing price of shares of Class A Common Stock equals or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the shares of Class A Common Stock for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by a modified Black-Scholes option pricing model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320, “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2022, assets held in the Trust Account were comprised of $638 in cash and $316,613,383 in U.S. Treasury Securities.

At December 31, 2021, assets held in the Trust Account were comprised of $962 in cash and $316,277,563 in U.S. Treasury Securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2022

	Level	Fair Value
Assets:
U.S. Treasury Securities	1	$316,613,383
Liabilities:
Warrant Liability - Public Warrants	1	$3,004,375
Warrant Liability - Private Warrants	2	$1,581,750

December 31, 2021

	Level	Fair Value
Assets:
U.S. Treasury Securities	1	$316,277,563
Liabilities:
Warrant Liability - Public Warrants	1	$7,748,125
Warrant Liability - Private Warrants	2	$4,079,250

The Company initially utilized a Monte Carlo simulation model to value the Public Warrants and Private Placement Warrants at issuance and subsequent reporting dates, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the warrant liability was determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its common shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

As of June 30, 2022 and December 31, 2021, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured using an observable market quote for a similar asset in an active market.

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

The following table provides quantitative information regarding Level 3 fair value measurements at June 30, 2021:

June 30, 2021
Stock Price	$9.57
Exercise Price	$11.50
Redemption Trigger Price	$18.00
Term (years)	5
Volatility	32.00%
Risk Free Rate	1.22%
Dividend Yield	0.00%
Fair Value of Warrants	$1.97

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Warrants	Public Warrants	Warrant Liabilities
Fair value as of June 15, 2021	$15,002,435	$7,898,428	$22,900,863
Change in fair value	596,102	313,849	909,951
Fair value as of June 30, 2021	$15,598,537	$8,212,277	$23,810,814

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement on Form S-1 for the period ended June 30, 2021 filed with the “SEC”. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity through June 30, 2022 was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2022, we had net income of $6,737,941 which consisted of a $7,241,250 gain in the change of fair value of the derivative warrant liability and $335,495 of interest income on marketable securities held in the trust account which was offset by $728,833 in general and administrative expenses and $100,000 of franchise tax expenses.

For the three months ended June 30, 2022, we had net income of $4,300,703 which consisted of a 4,465,438 gain in the change of fair value of the derivative warrant liability and $271,721 of interest income on marketable securities held in the trust account which was offset by $376,485 in general and administrative expenses and $50,000 of franchise tax expenses.

For the three months ended June 30, 2021, we had a net loss of $1,637,578, which consisted of change in fair value of warrants of $909,951 and offering costs related to warrant issuance of $499,469 and interest income on marketable securities held in the trust account of $1,142 which was offset by operating expenses of $179,300 and franchise taxes of $50,000.

For the period from January 19, 2021 (inception) through June 30, 2021, we had a net loss of $1,638,934, which consisted of change in fair value of warrants of $909,951 and offering costs related to warrant issuance of $499,469 and interest income on marketable securities held in the trust account of $1,142 which was offset by operating expenses of $180,656 and franchise taxes of $50,000.

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

For the period ended June 30, 2022, net cash used in operating activities was $514,128. Net income of $6,737,941 was impacted by interest income on investments held in trust account of $335,496 and change in fair value of warrants of $7,241,250. Changes in operating assets and liabilities used $ 324,677 of cash for operating activities.

For the period from January 19, 2021 (inception) through June 30, 2021, net loss of $1,638,934 was impacted by change in fair value of warrants of $909,951 and offering costs related to warrants of $499,469. Changes in operating assets and liabilities used $ 816,527 of cash for operating activities.

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

At June 30, 2022, we had cash of $31,275 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On February 23, 2022, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. The note is expected to provide the Company liquidity for the next 12 months. As at June 30, 2022, the Company has borrowed $ 266,192 and can borrow additional amount up to $ 233,808.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Notwithstanding the foregoing, the Business Combination Agreement does not permit Working Capital Loans to convert into warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

On February 23, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $500,000 to Hurricane Sponsor LLC (the “Sponsor”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the Note shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At June 30, 2022, $266,192 was outstanding under this arrangement.

Administrative Services Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. At June 30, 2022 and December 31, 2021, $60,000 and $66,667, respectively, have been accrued under this arrangement and included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets.

For the three and six months ended June 30, 2022 $30,000 and $60,000 respectively was expensed and for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021 $6,667 was expensed under this arrangement.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our unaudited condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

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

JAWS HURRICANE ACQUISITION CORPORATION

Date: August 15, 2022		/s/ Matthew Walters
	Name:	Matthew Walters
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022		/s/ Michael Racich
	Name:	Michael Racich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)