Form 10-Q
period 2022-09-30
Jaws Hurricane Acquisition Corp
filed 2022-11-14
CIK 1843205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 31,625,000 shares of Class A common stock, $0.0001 par value and 7,906,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JAWS HURRICANE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page

PART I . FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 19, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II . OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

PART III. SIGNATURES		28

i

PART I. FINANCIAL INFORMATION

JAWS HURRICANE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

Item 1. Condensed Interim Financial Statements

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$3,559	$279,211
Prepaid expenses and other current assets	540,360	514,760
Total current assets	543,919	793,971

Prepaid expenses	-	377,828
Investments held in Trust Account	318,254,086	316,278,525
TOTAL ASSETS	$318,798,005	$317,450,324

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$595,065	$397,701
Income tax payable	350,135	-
Loan from sponsor	425,883	-
Franchise tax payable	35,918	190,230
Total current liabilities	1,407,001	587,931

Deferred underwriting fee payable	11,068,750	11,068,750
Derivative warrant liabilities	2,172,375	11,827,375
TOTAL LIABILITIES	14,648,126	23,484,056

COMMITMENTS AND CONTINGENCIES
CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION	-	-
Class A common stock subject to possible redemption, $0.0001 par value, 31,625,000 shares at redemption value of $10.04 and $10.00 at September 30, 2022, and December 31, 2021, respectively	317,563,722	316,250,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022, and December 31, 2021	-	-
Class A Common Stock; $0.0001 par value; 200,000,000 shares authorized; -0- shares issued and outstanding (excluding 31,625,000 shares subject to possible redemption) at September 30, 2022, and December 31, 2021	-	-
Class B Common Stock; $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding at September 30, 2022, and December 31, 2021	791	791
Additional paid-in capital	-	-
Accumulated deficit	(13,414,634)	(22,284,523)
Total stockholders’ deficit	(13,413,843)	(22,283,732)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$318,798,005	$317,450,324

The accompanying notes are an integral part of these unaudited condensed financial statements

JAWS HURRICANE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from January 19, 2021 (inception) through September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$217,982	$336,408	$946,815	$517,064
Franchise tax	50,000	50,000	150,000	100,000
Total operating expenses	(267,982)	(386,408)	(1,096,815)	(617,064)

OTHER INCOME
Change in fair value of derivative warrant liabilities	2,413,750	9,931,751	9,655,000	9,021,800
Unrealized loss on investments in Trust Account	-	(53)	-	(53)
Offering costs related to warrant issuance	-	-	-	(499,469)
Interest income from investments in Trust Account	1,640,066	10,278	1,975,561	11,420
Total other income	4,053,816	9,941,976	11,630,561	8,533,698

INCOME BEFORE PROVISION FOR INCOME TAXES	3,785,834	9,555,568	10,533,746	7,916,634
Provision for income taxes	(340,164)	-	(350,135)	-
NET INCOME	$3,445,670	$9,555,568	$10,183,611	$7,916,634

Weighted average shares outstanding of redeemable Class A common stock	31,625,000	31,625,000	31,625,000	13,270,098
Basic and diluted net income per share, Class A	$0.09	$0.24	$0.26	$0.37
Weighted average shares outstanding of Class B common stock	7,906,250	7,906,250	7,906,250	7,906,250
Basic and diluted net income per share, Class B	$0.09	$0.24	$0.26	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS HURRICANE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	-	$-	7,906,250	$791	$-	$(22,284,523)	$(22,283,732)
Net income	-	-	-	-	-	2,437,238	2,437,238
Balance, March 31, 2022 (unaudited)	-	-	7,906,250	791	-	(19,847,285)	(19,846,494)
Net income	-	-	-	-	-	4,300,703	4,300,703
Balance, June 30, 2022 (unaudited)	-	-	7,906,250	791	-	(15,546,582)	(15,545,791)
Accretion for Class A common stock to redemption	-	-	-	-	-	(1,313,722)	(1,313,722)
Net income	-	-	-	-	-	3,445,670	3,445,670
Balance, September 30, 2022 (unaudited)	-	$-	7,906,250	$791	$-	$(13,414,634)	$(13,413,843)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, January 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	7,906,250	791	24,209	-	25,000
Net loss	-	-	-	-	-	(1,356)	(1,356)
Balance, March 31, 2021	-	-	7,906,250	791	24,209	(1,356)	23,644
Excess cash received over the fair value of the private warrants	-	-	-	-	426,570	-	426,570
Accretion for Class A common stock to redemption value	-	-	-	-	(450,779)	(31,912,488)	(32,363,267)
Net loss	-	-	-	-	-	(1,637,578)	(1,637,578)
Balance, June 30, 2021	-	-	7,906,250	791	-	(33,551,422)	(33,550,631)
Net income	-	-	-	-	-	9,555,568	9,555,568
Balance, September 30, 2021	-	$-	7,906,250	$791	$-	$(23,995,854)	$(23,995,063)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS HURRICANE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from January 19, 2021 (inception) through September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,183,611	$7,916,634
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,975,561)	(11,420)
Unrealized loss on investments in Trust Account	-	53
Offering costs related to warrants issuance	-	499,469
Change in the fair value of derivative warrant liabilities	(9,655,000)	(9,021,800)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	352,228	(904,093)
Accounts payable and accrued expenses	197,364	331,329
Franchise tax payable	(154,312)	-
Income tax payable	350,135	-
Net cash used in operating activities	(701,535)	(1,189,828)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	-	(316,250,000)
Net cash used in investing activities	-	(316,250,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private placement warrants	-	8,325,000
Sale of units, net of underwriting discounts paid of $6,325,000	-	309,925,000
Payment of offering costs	-	(441,554)
Borrowings under promissory note	-	174,494
Repayment of promissory note	-	(174,494)
Borrowings under promissory note - related party	425,883	-
Net cash provided by financing activities	425,883	317,808,446

NET CHANGE IN CASH	(275,652)	368,618
BEGINNING OF THE PERIOD	279,211	-
END OF THE PERIOD	$3,559	$368,818
Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for Class B common stock	$-	$25,000
Initial classification of derivative warrant liability	$-	$22,900,863
Deferred underwriting fee payable	$-	$11,068,750

The accompanying notes are an integral part of these unaudited condensed financial statements

JAWS HURRICANE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 11, 2021. On June 15, 2021, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units”) with respect to the Class A common stock (the “Class A Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $275,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,750,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Hurricane Sponsor, LLC (the “Sponsor”), generating gross proceeds of $7,500,000, which is described in Note 4.

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

The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.04 and $10.00 at September 30, 2022 and December 31, 2021, respectively, per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $3,559 in cash and a working capital deficit of $180,820. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of September 30, 2022, the Company does not have sufficient liquidity to meet its current obligations.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, and December 31, 2021, 31,625,000 shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2022, and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$316,250,000
Less:
Fair value of Public Warrants at issuance	(15,002,435)
Class A shares offering costs	(17,360,832)
Plus:
Remeasurement of carrying value to redemption value	32,363,267
Class A common stock subject to possible redemption at December 31, 2021	$316,250,000
Remeasurement of carrying value to redemption value	1,313,722
Class A common stock subject to possible redemption at September 30, 2022	$317,563,722

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

Net Income Per Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome. Public and private warrants to purchase 12,068,750 shares of Common Stock at $11.50 per share were issued on June 15, 2021. At September 30, 2022, no warrants have been exercised. The 12,068,750 potential shares of Common Stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the period.

For the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock:

	For the three months ended September 30,
	2022		2021
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,756,536	$689,134	$7,644,454	$1,911,114
Denominator:
Weighted average shares outstanding	31,625,000	7,906,250	31,625,000	7,906,250
Basic and diluted net income per share	$0.09	$0.09	$0.24	$0.24

	For the nine months ended September 30,		For the period from January 19, 2021 (inception) through September 30,
	2022		2021
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$8,146,889	$2,036,722	$4,968,210	$2,948,424
Denominator:
Weighted average shares outstanding	31,625,000	7,906,250	13,270,098	7,906,250
Basic and diluted net income per share	$0.26	$0.26	$0.37	$0.37

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit. At September 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company has deferred tax assets of $198,831 which have full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was $340,164 and $350,135 for the three and nine months ended September 30, 2022, respectively and for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021 the provision for income taxes was deem to be de minimis.

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

On February 23, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $500,000 to Hurricane Sponsor LLC (the “Sponsor”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the Note shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At September 30, 2022, $425,883 was outstanding under this arrangement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had $425,883 and $0, respectively, in outstanding borrowings under the Working Capital Loans.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. At September 30, 2022 and December 31, 2021, $70,000 and $66,667, respectively, have been incurred and paid under this arrangement and $20,000 and none included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets for the periods ended September 30, 2022 and December 31, 2021, respectively.

For the three and nine months ended September 30, 2022, $30,000 and $90,000, respectively, were expensed and for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021, $30,000 and $36,667 was expensed under this arrangement, respectively.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2022, and December 31, 2021, there were no (excluding 31,625,000 shares of Class A Common Stock subject to possible redemption which are recorded in temporary equity) shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021, there were 7,906,250 shares of Class B Common Stock, of which none are subject to forfeiture after the underwriters’ exercise of the over-allotment option.

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

Note 8 — Warrants

At September 30, 2022 and December 31, 2021, there were 7,906,250 Public Warrants and 4,162,500 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At September 30, 2022, assets held in the Trust Account were comprised of $4,654 in cash and $318,249,432 in U.S. Treasury Securities.

At December 31, 2021, assets held in the Trust Account were comprised of $962 in cash and $316,277,563 in U.S. Treasury Securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2022

	Level	Fair Value
Assets:
U.S. Treasury Securities	1	$318,249,432
Liabilities:
Warrant Liability - Public Warrants	1	$1,423,125
Warrant Liability - Private Warrants	2	$749,250

December 31, 2021

	Level	Fair Value
Assets:
U.S. Treasury Securities	1	$316,277,563
Liabilities:
Warrant Liability - Public Warrants	1	$7,748,125
Warrant Liability - Private Warrants	2	$4,079,250

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

As of September 30, 2022 and December 31, 2021, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured using an observable market quote for a similar asset in an active market.

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

Results of Operations

Our entire activity through September 30, 2022 was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $3,445,670 which consisted of a 2,413,750 gain in the change of fair value of the derivative warrant liability and $1,640,066 of interest income on marketable securities held in the trust account which was offset by $217,982 in general and administrative expenses, $50,000 of franchise tax expenses, and $340,164 provision for income taxes.

For the nine months ended September 30, 2022, we had net income of $10,183,611 which consisted of a 9,655,000 gain in the change of fair value of the derivative warrant liability and $1,975,561 of interest income on marketable securities held in the trust account which was offset by $946,815 in general and administrative expenses, $150,000 of franchise tax expenses and $350,135 provision for income taxes.

For the three months ended September 30, 2021, we had net income of $9,555,568, which consisted of operating expenses of $386,408, unrealized loss on investments in Trust Account of $53, a decrease in the fair value of warrant liabilities of $9,931,751, and investment income on the Trust Account of $10,278.

For the period January 19, 2021 (inception) through September 30, 2021, we had net income of $7,916,634, which consisted of operating expenses of $617,064, investment income on the Trust Account of $11,420, unrealized loss on marketable securities of $53, a decrease in the fair value of warrant liabilities of $9,021,800 and offering costs related to the issuance of the warrants of $499,469.

Liquidity and Going Concern

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

For the period ended September 30, 2022, net cash used in operating activities was $701,535. Net income of $10,183,611 was impacted by interest income on investments held in trust account of $1,975,561 and change in fair value of warrants of $9,655,000. Changes in operating assets and liabilities provided $745,415 of cash for operating activities.

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

At September 30, 2022, we had cash of $3,559 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As of September 30, 2022, the Company had $3,559 in cash and a working capital deficit of $180,820. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of September 30, 2022, the Company does not have sufficient liquidity to meet its current obligations.

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

On February 23, 2022, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. The note is expected to provide the Company liquidity for the next 12 months. As at September 30, 2022, the Company has borrowed $425,883 and can borrow additional amount up to $74,117.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Notwithstanding the foregoing, the Business Combination Agreement does not permit Working Capital Loans to convert into warrants. Except as set forth above, to date, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, there were Working Capital Loans in the amount of $425,883 and $0, respectively, outstanding.

On February 23, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $500,000 to Hurricane Sponsor LLC (the “Sponsor”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the Note shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At September 30, 2022, $425,883 was outstanding under this arrangement.

Administrative Services Fee

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. At September 30, 2022 and December 31, 2021, $70,000 and $66,667, respectively, have been incurred and paid under this arrangement and $20,000 and none included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets for the periods ended September 30, 2022 and December 31, 2021, respectively.

For the three and nine months ended September 30, 2022 $30,000 and $90,000 respectively was expensed and for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021 $30,000 and $36,667 was expensed under this arrangement, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Net Income Per Share of Common Stock

Net income per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per shares. Accretion associated with redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

We previously identified a material weakness in 2021 related to our internal control over financial reporting around the Company’s accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of September 30, 2022. As a result, management concluded that the material weakness was remediated as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

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

As of the date of this report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the below risk factor and as disclosed in our Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022 and August 15, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

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

PART III

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS HURRICANE ACQUISITION CORPORATION

Date: November 14, 2022		/s/ Matthew Walters
	Name:	Matthew Walters
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022		/s/ Michael Racich
	Name:	Michael Racich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)