Form 10-Q
period 2023-03-31
Jaws Hurricane Acquisition Corp
filed 2023-05-12
CIK 1843205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 31,625,000 shares of Class A common stock, $0.0001 par value and 7,906,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.

JAWS HURRICANE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

JAWS HURRICANE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

Item 1. Condensed Interim Financial Statements

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$702,746	$91,039
Prepaid expenses and other current assets	317,245	392,850
Total current assets	1,019,991	483,889

Investments held in Trust Account	323,278,996	320,784,859
TOTAL ASSETS	$324,298,987	$321,268,748

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$826,265	$597,123
Income tax payable	1,510,366	871,097
Working capital loans – related party	800,000	600,000
Franchise tax payable	50,000	47,890
Total current liabilities	3,186,631	2,116,110

Deferred underwriting fee payable	11,068,750	11,068,750
Derivative warrant liabilities	1,937,034	1,937,034
TOTAL LIABILITIES	16,192,415	15,121,894

COMMITMENTS AND CONTINGENCIES
CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, $0.0001 par value, 31,625,000 shares at redemption value of $10.18 and $10.10 at March 31, 2023, and December 31, 2022, respectively	321,928,307	319,523,534

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023, and December 31, 2022	-	-
Class A Common Stock; $0.0001 par value; 200,000,000 shares authorized; -0- shares issued and outstanding (excluding 31,625,000 shares subject to possible redemption) at March 31, 2023, and December 31, 2022	-	-
Class B Common Stock; $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding at March 31, 2023, and December 31, 2022	791	791
Additional paid-in capital	-	-
Accumulated deficit	(13,822,526)	(13,377,471)
Total stockholders’ deficit	(13,821,735)	(13,376,680)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$324,298,987	$321,268,748

The accompanying notes are an integral part of these unaudited condensed financial statements

JAWS HURRICANE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$445,150	$352,349
Franchise tax	50,000	50,000
Total operating expenses	(495,150)	(402,349)

OTHER INCOME
Change in fair value of derivative warrant liabilities	-	2,775,812
Interest income from investments in Trust Account	3,094,137	63,775
Total other income	3,094,137	2,839,587

INCOME BEFORE PROVISION FOR INCOME TAXES	2,598,987	2,437,238
Provision for income taxes	(639,269)	-
NET INCOME	$1,959,718	$2,437,238

Weighted average shares outstanding of redeemable Class A common stock	31,625,000	31,625,000
Basic and diluted net income per share, Class A	$0.05	$0.06
Weighted average shares outstanding of Class B common stock	7,906,250	7,906,250
Basic and diluted net income per share, Class B	$0.05	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS HURRICANE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2022	-	$-	7,906,250	$791	$-	$(13,377,471)	$(13,376,680)

Accretion for Class A common stock to redemption	-	-	-	-	-	(2,404,773)	(2,404,773)

Net income	-	-	-	-	-	1,959,718	1,959,718

Balance, March 31, 2023 (unaudited)	-	$-	7,906,250	$791	$-	$(13,822,526)	$(13,821,735)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	-	$-	7,906,250	$791	$-	$(22,284,523)	$(22,283,732)

Net income	-	-	-	-	-	2,437,238	2,437,238

Balance, March 31, 2022 (unaudited)	-	-	7,906,250	791	-	(19,847,285)	(19,846,494)

The accompanying notes are an integral part of these unaudited condensed financial statements.

JAWS HURRICANE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,959,718	$2,437,238
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(3,094,137)	(63,775)
Change in the fair value of derivative warrant liabilities	-	(2,775,812)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	75,605	85,173
Accounts payable and accrued expenses	229,142	109,076
Franchise tax payable	2,110	(140,230)
Income tax payable	639,269	-
Net cash used in operating activities	(188,293)	(348,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account to pay franchise and income taxes	600,000	-
Net cash provided by investing activities	600,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note - related party	200,000	-
Proceeds from sponsor loan	-	190,137
Net cash provided by financing activities	200,000	190,137

NET CHANGE IN CASH	611,707	(158,193)
BEGINNING OF THE PERIOD	91,039	279,211
END OF THE PERIOD	$702,746	$121,018

The accompanying notes are an integral part of these unaudited condensed financial statements

JAWS HURRICANE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 11, 2021. On June 15, 2021, the Company consummated the Initial Public Offering of 27,500,000 units (the “Units”) with respect to the Class A common stock (the “Class A Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $275,000,000, which is discussed in Note 3.

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

Simultaneously with the closing of the Initial Public Offering on June 15, 2021, the Company consummated the closing of the sale of 4,125,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option, generating additional gross proceeds of $41,250,000 and incurring additional offering costs of $2,268,750 in underwriting fees of which $1,443,750 is deferred until the completion of the Company’s initial Business Combination. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 412,500 Private Placement Warrants to the Sponsor, generating gross proceeds of $825,000.

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

The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.18 and $10.10 at March 31, 2023 and December 31, 2022, respectively, per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Going Concern

As of March 31, 2023, the Company had $702,746 in cash and a working capital deficit of $606,274. The working capital deficit was calculated by taking total current assets of $1,019,991 less total net current liabilities of $1,626,265 (current liabilities of $3,186,631 offset by income tax payable of $1,510,366 and franchise tax payable of $50,000). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2023, the Company does not have sufficient liquidity to meet its current obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2023. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023, and December 31, 2022, 31,625,000 shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2023, and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$316,250,000
Less:
Fair value of Public Warrants at issuance	(15,002,435)
Class A shares offering costs	(17,360,832)
Plus:
Increase in redemption value of Class A common stock subject to possible redemption	35,636,801
Class A common stock subject to possible redemption at December 31, 2022	319,523,534
Increase in redemption value of Class A common stock subject to possible redemption	2,404,773
Class A common stock subject to possible redemption at March 31, 2023	$321,928,307

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

Net Income Per Share

The Company has two classes of shares, which are referred to as Class A Common Stock and Class B common stock, par value $0.0001 (“Class B Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome. Public and private warrants to purchase 12,068,750 shares of Class A Common Stock at $11.50 per share were issued on June 15, 2021. At March 31, 2023, no warrants have been exercised. The 12,068,750 potential shares of Class A Common Stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended March 31, 2023 and 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the period.

For the three months ended March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share.

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock:

	For the three months ended March 31,
	2023		2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,567,774	$391,944	$1,949,790	$487,448
Denominator:
Weighted average shares outstanding	31,625,000	7,906,250	31,625,000	7,906,250
Basic and diluted net income per share	$0.05	$0.05	$0.06	$0.06

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

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company has deferred tax assets of $333,930 and $240,448, respectively, which have full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023, and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was $639,269 for the three months ended March 31, 2023 and for three months ended March 31, 2022, the provision for income taxes was deem to be de minimis.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 27,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock (such shares of Class A Common Stock included in the Units being offered, the “Public Shares”), and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 7). Simultaneously with the Initial Public Offering, the underwriters exercised their over-allotment option whereby an additional 4,125,000 Units at a price of $10.00 per Unit under the same terms as those sold in the Initial Public Offering.

Note 4 — Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,750,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant for an aggregate purchase price of $7,500,000. Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 7). Concurrently with the underwriters’ exercise of the over-allotment, the Company consummated a private sale of an additional 412,500 Private Placement Warrants to the Sponsor at a price of $2.00 per Private Placement Unit generating gross proceeds of $825,000. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering and the underwriters’ exercise of the over-allotment are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On January 19, 2021, the Sponsor purchased 7,906,250 shares (the “Founder Shares”) of the Company’s Class B Common Stock for an aggregate price of $25,000. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 8. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment, at any time.

On June 6, 2022, the Company appointed Sanjan Dhody to serve as a Class II director. The Sponsor transferred 25,000 shares of the Company’s Class B Common Stock to Sanjan Dhody as compensation for his service as a director of the Company.

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

On February 23, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $500,000 to Hurricane Sponsor LLC (the “Sponsor”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). If the Company does not complete a Business Combination, the Note shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated June 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $2.00 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At March 31, 2023 and December 31, 2022, $500,000 was outstanding under this arrangement.

On December 19, 2022, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of $2.00 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. At March 31, 2023 and December 31, 2022, $300,000 and $100,000, respectively was outstanding under this arrangement.

As of March 31, 2023 and December 31, 2022, the Company had an aggregate of $800,000 and $600,000, respectively, in outstanding borrowings under the Working Capital Loans.

Administrative Services Fee

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2023 and 2022, the Company incurred approximately $30,000 in such fees, included within General and administrative on the accompanying unaudited condensed statements of operations. As of March 31, 2023 and December 31, 2022, $80,000 and $50,000 remains outstanding under this agreement and is included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheets.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of March 31, 2023, and December 31, 2022, there were no (excluding 31,625,000 shares of Class A Common Stock subject to possible redemption which are recorded in temporary equity) shares of Class A Common Stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. As of March 31, 2023, and December 31, 2022, there were 7,906,250 shares of Class B Common Stock, of which none are subject to forfeiture after the underwriters’ exercise of the over-allotment option.

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

Note 8 — Warrants

At March 31, 2023 and December 31, 2022, there were 7,906,250 Public Warrants and 4,162,500 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2023

	Level	Fair Value
Assets:
U.S. Treasury Securities	1	$323,278,277
Liabilities:
Warrant Liability - Public Warrants	2	$1,268,953
Warrant Liability - Private Warrants	2	$668,081

December 31, 2022

	Level	Fair Value
Assets:
U.S. Treasury Securities	1	$320,784,488
Liabilities:
Warrant Liability - Public Warrants	2	$1,268,953
Warrant Liability - Private Warrants	2	$668,081

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

At March 31, 2023, assets held in the Trust Account were comprised of $719 in cash and $323,278,277 in U.S. Treasury Securities.

At December 31, 2022, assets held in the Trust Account were comprised of $371 in cash and $320,784,488 in U.S. Treasury Securities.

As of March 31, 2023 and December 31, 2022, the fair value of the Public Warrants is based on their listed trading price and the fair value of the Private Placement Warrants is measured using an observable market quote for a similar asset in an active market.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity through March 31, 2023 was in preparation for an initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,959,718 which consisted of $3,094,137 of interest income on marketable securities held in the trust account which was offset by $445,150 in general and administrative expenses, $50,000 of franchise tax expenses, and $639,269 provision for income taxes.

For the three months ended March 31, 2022, we had net income of $2,437,238 which consisted of a $2,775,812 gain in the change of fair value of the derivative warrant liability and $63,775 interest income on marketable securities held in the trust account which was offset by $352,349 in general and administrative expenses and $50,000 of franchise tax expenses.

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

For the period ended March 31, 2023, net cash used in operating activities was $188,293. Net income of $1,959,718 was impacted by interest income on investments held in trust account of $3,094,137. Changes in operating assets and liabilities provided $946,126 of cash for operating activities.

For the period ended March 31, 2022, net cash used in operating activities was $348,330. Net income of $2,437,238 was impacted by interest income on marketable securities of $63,775 and change in fair value of warrants of $2,775,812. Changes in operating assets and liabilities used $54,019 of cash for operating activities.

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

At March 31, 2023, we had cash of $702,746 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As of March 31, 2023, the Company had $702,746 in cash and a working capital deficit of $606,274. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of March 31, 2023, the Company does not have sufficient liquidity to meet its current obligations.

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

On February 23, 2022, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor (the “Note”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. As of March 31, 2023, the Company has drawn $500,000.

On December 19, 2022, the Company issued an unsecured promissory note in the principal amount of $500,000 to the sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. The note is expected to provide the Company liquidity for the next 12 months. As of March 31, 2023, the Company has drawn $300,000 on the note.

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 7,906,250 public warrants to investors in our Initial Public Offering and issued 4,162,500 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our risk factors from those disclosed under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

PART III

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAWS HURRICANE ACQUISITION CORPORATION

Date: May 12, 2023		/s/ Matthew Walters
	Name:	Matthew Walters
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023		/s/ Michael Racich
	Name:	Michael Racich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)